Form 10-Q
period 1996-04-27
ERNST HOME CENTER INC
filed 1996-06-10
CIK 924635

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM  10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended April 27, 1996

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period From ______________ to ______________


                   Commission File No. 0-24826


                     ERNST HOME CENTER, INC.
     (Exact name of registrant as specified in its charter)


         Delaware                               91-0213470
     (State of other                         (I.R.S. Employer
     jurisdiction of                       Identification No.)
     incorporation or
      organization)


              1511 Sixth Avenue, Seattle,   98101
                      Washington
                (Address of principal       (Zip
                 executive offices)         Code)


Registrant's telephone number, including area code: (206)621-6700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No_____




Number of shares of $0.01 par value Common Stock outstanding as of May 24, 1996 was 12,259,000.

                        TABLE OF CONTENTS



                                                             Page


                 Part I.  FINANCIAL INFORMATION


 Item 1. Financial Statements.                                3
 Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                          8




                   Part II. OTHER INFORMATION


 Item 1. Legal Proceedings.                                   12

 Item 6. Exhibits and Reports on Form 8-K.                    12

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
                ERNST  HOME  CENTER,  INC.
               CONSOLIDATED  BALANCE SHEETS
                  (dollars in thousands)


                          ASSETS                             (Unaudited)
                                                              April 27,  October 28,
                                                                1996         1995
                                                               --------- -----------
Current Assets:
  Cash and cash equivalents                                    $  10,093   $   5,389
  Receivables, net of allowance of $466 and $435                  11,541      10,736
  Inventories                                                    134,842     138,041
  Prepaid expenses and other                                       5,173       9,446
                                                                --------    --------
   Total Current Assets                                          161,649     163,612

Property and Equipment, net                                      123,547     140,861
Other Assets                                                       4,036       3,781
Notes Receivable                                                     102         482
                                                                --------    --------
    Total Assets                                               $ 289,334   $ 308,736
                                                                ========    ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                72,944      81,535
  Accrued payroll and related costs                               11,244      12,026
  Other accrued liabilities                                        7,560       8,315
  Closed store liabilities                                        16,127       2,165
  Sales taxes payable                                              3,330       3,679
  Notes payable                                                   77,549      35,250
  Current maturities of long-term liabilities                      2,991       2,689
                                                                --------    --------
    Total Current Liabilities                                    191,745     145,659
                                                                --------    --------
Long-Term Liabilities:
  Long-term debt                                                   7,200       7,540
  Obligations under capital leases                                75,675      73,364
  Other liabilities                                                7,496       6,555
                                                                --------    --------
    Total Long-Term Liabilities                                   90,371      87,459
                                                                --------    --------
Commitments And Contingencies

Stockholders' Equity:
Preferred Stock, par value $0.01, 100,000 shares
   authorized, no shares issued and outstanding                        -           -
Common Stock, par value $0.01, 16,000,000 shares
   authorized, 12,259,000 shares issued and outstanding              123         123
Additional paid-in capital - Common Stock                        105,943     105,943
Paid-in capital - Stock Warrants Outstanding                       1,929       1,929
Accumulated deficit                                            (100,777)    (32,377)
                                                                --------    --------
    Total Stockholders' Equity                                     7,218      75,618
                                                                --------    --------
    Total Liabilities and Stockholders' Equity                 $ 289,334   $ 308,736
                                                                ========    ========

     See accompanying notes to these Consolidated Financial Statements

ERNST  HOME  CENTER,  INC.
 CONSOLIDATED  STATEMENTS
      OF  OPERATIONS
  (dollars in thousands,
  except per share data)
        (Unaudited)

                                   THREE MONTHS              SIX MONTHS ENDED
                                      ENDED
                              April 27,     April 29,     April 27,    April 29,
                                1996          1995          1996         1995
                             (13 weeks)    (13 weeks)    (26 weeks)   (26 weeks)
                            ------------   -----------   -----------  -----------
Sales                         $  105,133    $  126,529    $  228,707   $  248,868
Cost of merchandise sold           75,575        86,686      162,976       170,722
                               ----------    ----------   ----------    ----------
  Gross profit                     29,558        39,843       65,731        78,146

Selling, general and
 administrative expenses           43,384        39,640       89,596        75,866
Reserve for store closures              -             -       34,000             -
Store closing expenses                  -           176          153         1,121
Store pre-opening expenses            952         1,094        2,601         1,906
                               ----------    ----------   ----------    ----------
  Operating loss                 (14,778)       (1,067)     (60,619)         (747)

Interest expense, net               4,382         2,402        7,781         4,244
                               ----------    ----------   ----------    ----------
  Loss before income taxes       (19,160)       (3,469)     (68,400)       (4,991)
Income tax benefit                      -       (1,234)            -       (1,797)
                               ----------    ----------   ----------    ----------
  Net loss                    $  (19,160)   $   (2,235)  $  (68,400)   $   (3,194)
                               ==========    ==========   ==========    ==========

Net loss per common share     $    (1.56)   $    (0.18)  $    (5.58)   $    (0.26)
Weighted average number of
 common shares outstanding     12,259,000    12,259,000   12,259,000    12,259,000

  See accompanying notes to
         these Consolidated
       Financial Statements

               ERNST  HOME  CENTER,  INC.
        CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                 (dollars in thousands)
                       (Unaudited)

                                                                SIX MONTHS
                                                                   ENDED
                                                           April 27,     April 29,
                                                              1996         1995
                                                           (26 weeks)   (26 weeks)
                                                           ----------   ----------
Cash flows from operating activities:
  Net loss                                                  $ (68,400)   $  (3,194)
   Adjustments to reconcile net loss
   to cash flows from operating activities:
    Loss on sale of assets                                         345          202
    Depreciation and amortization                                9,948        6,550
    Reserve for store closures                                  34,000            -
    Change in assets and liabilities:
    Receivables                                                  (805)      (5,453)
    Inventories                                                    196     (30,320)
    Prepaid expenses and other                                   2,401      (1,287)
    Accounts payable                                           (8,591)        9,364
    Other accrued liabilities                                  (4,230)      (2,001)
                                                             ---------    ---------
   Net cash used by operating activities                      (35,136)     (26,139)
                                                             ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of assets                                     153           13
  Capital expenditures                                         (1,111)     (20,553)
                                                             ---------    ---------
   Net cash used by investing activities                         (958)     (20,540)
                                                             ---------    ---------
Cash flows from financing activities:
  Net borrowings under line-of-credit agreements                43,049        7,300
  Payments on long-term debt and capital
   lease obligations                                           (2,372)      (8,485)
  Other                                                            121          121
                                                             ---------    ---------
   Net cash provided (used) by financing activities             40,798      (1,064)
                                                             ---------    ---------
Net increase (decrease) in cash and cash equivalents             4,704     (47,743)
Cash and cash equivalents at beginning of period             $   5,389    $  58,265
                                                             ---------    ---------
Cash and cash equivalents at end of period                   $  10,093    $  10,522
                                                            ==========   ==========
Supplemental cash flow information:
  Cash paid during the period for interest                   $   8,415    $   4,432
  Cash paid during the period for income taxes               $     -      $     -
Supplemental investing and financing information:
  Capital lease obligations incurred during the period       $   3,961    $  12,601

        See accompanying notes to these Consolidated Financial Statements

                     ERNST HOME CENTER, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

 In accordance with Securities and Exchange Commission rules and regulations, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the unaudited Consolidated Financial Statements of Ernst Home Center, Inc. (the "Company"). The Company believes that the disclosures made are adequate and the information presented reflects all adjustments which in the opinion of management are necessary for a fair statement of the results of operations and financial position for the periods presented. All adjustments are of a normal recurring nature except the charges incurred for the store closures discussed in
 Note 2. Due to the seasonal nature of the Company's business, the results for the periods presented are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with other information presented elsewhere in this Form 10-Q and the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis included in the Company's annual report on Form 10-K.

1.In November 1995, the Company entered into a new loan agreement
 (the "Bank Agreement") with a group of banks that provided for a revolving loan of $38.0 million, less the amount of outstanding letters of credit, and refinanced the existing term loan. This revolving loan has since been replaced with a first priority secured $80.0 million revolving loan commitment provided by a new financial institution (the "Revolving Loan Agreement"). Borrowings under the Bank Agreement were secured by a security interest in the Company's merchandise inventories. Borrowings under the revolving loan incurred interest  at  the  prime lending rate plus  one  eighth  of  one percent per annum or other alternative interest rate options and were limited to a borrowing base of inventory as defined by the Bank Agreement. Borrowings under the revolving loan would have been due March 31, 1997 and the letters of credit commitment would have expired on June 29, 1997. The term loan, having a balance of $20.0 million at November 8, 1995, was refinanced and provided for quarterly scheduled principal reductions beginning January 31, 1996 and ending July 31, 1999. Interest on the term loan was at the prime lending rate plus one quarter of one percent per annum or other alternative interest rate options. Terms of the Bank Agreement required compliance with certain restrictive covenants, including minimum tangible net worth and fixed charge coverage, and prohibited the payment of dividends and capital distributions. In January 1996, the Company replaced its existing revolving loan commitment under the Bank Agreement with the Revolving
 Loan Agreement. Borrowings under the Revolving Loan Agreement are secured by a first priority security interest in the Company's merchandise inventories and other property. Borrowings under the Revolving Loan Agreement incur interest at the prime lending rate plus one percent per annum or at an alternative interest rate option and are limited to a borrowing base of eligible inventory as defined by the Revolving Loan Agreement. The lender at its discretion may, from time to time, reduce the lending formula with respect to eligible inventory or may declare an event of default if there is a material adverse change in the business of the Company. Borrowings under the Revolving Loan Agreement are due January 2000. Terms of the Revolving Loan Agreement require the Company to maintain a minimum tangible net worth. In connection with the Revolving Loan Agreement, the Company amended the Bank Agreement with respect to the secured term loan, having a balance of $20.0 million on January 1, 1996, to provide for a second priority security interest in the Company's merchandise inventories and other property and for quarterly scheduled principal reductions beginning July 31, 1996 and ending July 31, 1998 (the "Amended Bank Agreement"). Interest on the term loan is at the prime lending rate plus one and one quarter percent per annum. Terms of the Amended Bank Agreement require compliance with the terms of the Revolving Loan Agreement and, as a result, the term loan is classified as a current liability and is presented in the balance sheet as notes payable.

2.In  January  1996,  the  Company closed  nine  superstores  and announced that it will close a base store when the lease expires in the fourth quarter of fiscal 1996 and will not open two stores that were scheduled to open in the spring of 1996.
 The Company recorded a pretax charge of $34.0 million or $2.77 per common share in the quarter ended January 27, 1996 to establish a reserve in connection with these store closures and other related actions. The reserve for the store closures is expected to be utilized over the next two years. The major components of the charge are as follows (dollars in thousands):
                                  Charge for
                                Store Closures
                                   -----------
Future occupancy costs            $     13,816
Exit costs                               3,446
                                   -----------
                                        17,262
Fixed asset disposal                    12,589
Inventory                                3,003
Other current asset disposals            1,146
                                   -----------
                                  $     34,000
                                   ===========


 The  reserve for store closures is included in the items in  the balance sheet as follows (dollars in thousands):
                                   Beginning                    Ending
                                    Balance                    Balance
                                  January 27,     Period      April 27,
                                     1996        Activity        1996
                                   -----------  -----------   -----------
Inventories                      $     (3,003)    $   1,542   $   (1,461)
Prepaid expenses and other             (1,146)        1,189            43
Property and Equipment, net           (12,589)          502      (12,087)
Closed store liabilities              (17,262)        2,958      (14,304)
                                   -----------  -----------   -----------
                                 $    (34,000)    $   6,191   $  (27,809)
                                   ===========  ===========   ===========


3.The Company is party to various legal actions incident to the normal operation of its business. The Company intends to vigorously defend these actions and management believes that it is unlikely that the outcome of the pending legal actions will, in the aggregate, have a material adverse effect on the financial condition or the results of the operations of the Company.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the similar discussion, analysis and other information included in the Company's annual report on Form 10-K for the fiscal year ended October 28, 1995 and with other information presented in this Form 10-Q. The Company's fiscal year ends on the Saturday nearest October 31. Fiscal 1996 represents the 53 weeks which ends November 2, 1996 and fiscal 1995 represents the 52 weeks ended October 28, 1995.

Overview

Ernst is a major home improvement, hardware and garden retailer in the Northwestern United States that targets the "do-it-
yourself" customer with a comprehensive offering of leading national brand and private label products at competitive prices. The Company opened its first store in downtown Seattle in 1893 and today operates 86 stores located in Washington, Utah, Idaho, Montana, Oregon, Nevada, Colorado, California and Wyoming. Ernst's strategy is to position itself as a "user-friendly," price competitive, alternative to warehouse style home improvement retailers. Between 1988 and 1989, the Company remodeled substantially all of its then existing stores. The stores were then redesigned to offer customers a bright, colorful, clean shopping environment and the merchandise offering was expanded to include over 35,000 stock keeping units ("SKUs"). Following the store remodel, in 1991 the Company introduced the "superstore" prototype. The Company today has 40 superstores, including one superstore that opened in the first quarter of fiscal 1996, and 46 older existing "base" stores.

In January 1996, the Company closed nine superstores and announced that it will close a base store when the lease expires in the fourth quarter of fiscal 1996 and will not open two stores that were scheduled to open in the spring of 1996. A pretax charge of $34.0 million was recorded in the first quarter of fiscal 1996 in connection with these store closures and related actions. The Company has curtailed its previously announced expansion plans and does not plan to enter into any additional store lease agreements during fiscal 1996. The change in expansion plans is caused primarily by lower than anticipated sales volume and significant losses that were incurred in fiscal 1995. These losses have continued in the first and second quarters of fiscal 1996. See "Results of Operations" below.

The Company's sales and results of operations experience some measure of seasonality, which the Company believes is typical in the home improvement industry. Historically, a greater portion of the Company's annual sales and operating income are generated in the second half of its fiscal year (May through October). This seasonality is primarily attributable to the outdoor projects season which occurs in the spring and summer months. The Company's quarterly results may fluctuate for a number of reasons, including the seasonality of the Company's business and the weather in the Company's markets. The results of operations for the six month period ended April 27, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Results of Operations

Three month period ended April 27, 1996 (13 weeks) compared to three month period ended April 29, 1995 (13 weeks)

Revenues.  Sales  decreased  $21.4 million  or  16.9%  to  $105.1 million in the three month period ended April 27, 1996 from $126.5 million in the prior year period. The decrease in sales was primarily attributable to the disruption in the replenishment of merchandise which is attributable to restrictions in vendor trade credit, increased competition and unseasonable weather in many of the Company's markets. Comparable stores (stores in operation more than one year including base stores that have been replaced by superstores) sales decreased 20.4% for the period as compared to the prior year period. The decline in comparable store sales is also attributable to the factors discussed above. The Company believes that its greatest competition comes from the warehouse style home improvement retailers which operate in the Company's markets. National and regional warehouse style competitors have significantly expanded in the Company's markets in recent years. As of April 27, 1996, 60 warehouse style home improvement stores operated in the Company's markets. The Company estimates that 54 of its 86 stores face competition from these warehouse style home improvement stores. The Company believes that this increase in competition has reduced its market share and has negatively impacted its recent financial performance. The

Company also believes that it has experienced an increase in competition for the limited amount of disposable income that the consumer has to spend on retail purchases from other non-home improvement retailers such as general discounters, personal computer retailers and electronic retailers that have recently expanded into its markets. In addition, both all store and comparable store sales were affected by a general slowing in demand for home improvement products.

Gross Profit. The Company's gross profit decreased $10.3 million or 25.8% to $29.5 million for the three month period ended April 27, 1996 from $39.8 million for the three month period ended April 29, 1995. Gross profit as a percentage of sales decreased to 28.1% for the three month period ended April 27, 1996 from
31.5% in the comparable prior year period. The 3.4 percentage point decrease in gross margin is primarily a result of a decrease in initial margins due to a change in the mix of sales as a result of the disruption in the replenishment of merchandise, a decrease in vendor discounts, allowances and fees over the prior year and an increase in the cost of distributing the Company's merchandise.

Costs and Expenses. Selling, general and administrative expenses ("SG&A") increased $3.7 million or 9.4% to $43.4 million. The increase in the dollar amount of SG&A is attributable to the variable store labor, store operating and store occupancy costs associated with operating the equivalent of three additional stores during the period relative to the comparable prior year period and expenses associated with the implementation of the Company's "Ernst 96" customer service improvement program. This new program was designed to stress the Company's commitment to customer service through a television and print advertising campaign. This campaign is supported with additional sales staff in each of its stores as well as telephone customer service lines to respond to customer inquiries. The "Ernst 96" customer service improvement program increased store labor expenses and promotional costs as a result of expanding the level of customer service. SG&A as a percentage of sales increased to 41.3% for the three month period ended April 27, 1996 compared to 31.3% in the prior year. This increase in SG&A as a percentage of sales is primarily attributable to the factors discussed above which were then spread over a lower store sales base.

Store pre-opening expenses incurred in connection with the opening and promotion of new stores, including labor to stock initial inventory, employee training and grand opening advertising, are amortized over the twelve month period following the store opening. Store pre-opening expenses decreased $0.1 million to $1.0 million in the current year three month period compared to $1.1 million in the prior year.

Store closing costs associated with store closings that occur in the normal operation of the Company's business are expensed in the period during which the store closing occurs. Store closing expenses generally include the disposal of certain assets, labor costs associated with the transfer of inventory and occupancy costs incurred until the store is subleased or the lease expires.

Operating  Income.  As  a  result of the many  factors  discussed above,  operating loss increased from $1.1 million for the  three month  period ended April 29, 1995 to an operating loss of  $14.8 million for the three month period ended April 27, 1996.

Interest Expense. Net interest expense increased $2.0 million from the prior year period to $4.4 million for the three month period ended April 27, 1996. This increase is primarily attributable to an increase in obligations under capital leases resulting from the addition of new superstores and an increase in borrowings under the Company's credit facilities.

Income Taxes. Due to the uncertainty in the realization of the future income tax benefits generated by the Company's pretax loss for the three month period ended April 27, 1996, a valuation allowance was established against the tax asset that was recorded as a result of the loss. The establishment of a valuation allowance for the three month period ended April 27, 1996 is consistent with the decision to establish a valuation allowance for certain deferred tax assets of the Company in the fourth quarter ended October 28, 1995. The Company recorded an income tax benefit of $1.2 million for the three month period ended April 29, 1995 for which a valuation allowance was subsequently established in the fourth quarter ended October 28, 1995.

Net Loss. Net loss increased to $19.2 million for the three month period ended April 27, 1996 from a net loss of $2.2 million for the prior year period. The $17.0 million increase is a result of many of the factors discussed above.

Six month period ended April 27, 1996 (26 weeks) compared to six month period ended April 25, 1995 (26 weeks)

Revenues. Sales decreased $20.2 million or 8.1% to $228.7 million in the six month period ended April 27, 1996 from $248.9 million in the prior year period. The decrease in sales was primarily attributable to the disruption in the replenishment of merchandise which is attributable to restrictions in vendor trade credit, increased competition and, during the three month period ended April 27, 1996, unseasonable weather in many of the Company's markets. Comparable stores (stores in operation more than one year including base stores that have been replaced by superstores) sales decreased 17.9% for the period as compared to the prior year period. The decline in comparable store sales is also attributable to the factors discussed above. The Company believes that its greatest competition comes from the warehouse style home improvement retailers which operate in the Company's markets. National and regional warehouse style competitors have significantly expanded in the Company's markets in recent years. As of April 27, 1996, 60 warehouse style home improvement stores operated in the Company's markets. The Company estimates that 54 of its
86 stores face competition from warehouse style home improvement stores. The Company believes that this increase in competition has reduced its market share and has negatively impacted its recent financial performance. The Company also believes that it has experienced an increase in competition for the limited amount of disposable income that the consumer has to spend on retail purchases from other non-home improvement retailers such as general discounters, personal computer retailers and electronic retailers that have recently expanded into its markets. In addition, all store and comparable store sales were affected by a general slowing in demand for home improvement products.

Gross Profit. The Company's gross profit decreased $12.4 million or 15.9% to $65.7 million for the six month period ended April 27, 1996 from $78.1 million for the six month period ended April 29, 1995. Gross profit as a percentage of sales decreased to 28.7% of sales for the six month period ended April 27, 1996 from 31.4% of sales in the comparable prior year period. The decrease in gross margin is primarily a result of a decrease in initial margins due to price competition and a change in the mix of sales as a result of the disruption in the replenishment of merchandise, a decrease in vendor discounts, allowances and fees over the prior year and an increase in the cost of distributing the Company's merchandise.

Costs and Expenses. Selling, general and administrative expenses ("SG&A") increased $13.7 million or 18.1.% to $89.6 million. The increase in the dollar amount of SG&A is primarily attributable to the variable store labor, store operating and store occupancy costs associated with operating the equivalent of ten additional stores during the period relative to the comparable prior year period and partially impacted by expenses associated with the implementation of the "Ernst 96" customer service improvement programs in the latter part of the six month period. This new program was designed to stress the Company's commitment to customer service through a television and print advertising campaign. This campaign is supported with additional sales staff in each of its stores as well as telephone customer service lines to respond to customer inquiries. The "Ernst 96" customer service improvement program increased store labor expenses and promotional cost over the prior year period as a result of expanding the level of customer service. SG&A as a percentage of sales increased to 39.2% of sales for the six month period ended April 27, 1996 compared to 30.5% of sales in the prior year period. This increase in SG&A as a percentage of sales is primarily attributable to the factors discussed above and other costs which were then spread over a lower sales base.

During the six month period ended April 27, 1996 the Company closed nine under-performing stores and announced that it will close an additional store when the lease expires in the fourth quarter of fiscal 1996 and will not open two stores that were scheduled to open in the spring of 1996. The Company recorded a one time charge of $34.0 million for estimated costs associated with these store closures and related actions. Store closing costs associated with store closures that occur in the normal operation of the Company's business are expensed in the period during which the store closing occurs. These costs decreased $1.0 million to $0.2 million for the six month period ended April 27, 1996 from the prior year period. Store closing expenses generally include the disposal of certain assets, labor costs associated with the transfer of inventory and occupancy costs incurred until the store is subleased or the lease expires.

Store pre-opening expenses incurred in connection with the opening and promotion of new stores, including labor to stock initial inventory, employee training and grand opening advertising, are amortized over the twelve month period following the store opening. Store pre-opening expenses increased $0.7 million to $2.6 million in the current year six month period compared to the prior year period.

Operating Income. As a result of certain factors discussed above, operating loss increased from $.7 million for the six month period ended April 29, 1995 to an operating loss of $60.6 million for the six month period ended April 27, 1996.

Interest Expense. Net interest expense increased $3.5 million from the comparable prior year period to $7.8 million. This increase is primarily attributable to an increase in obligations under capital leases resulting from the addition of new superstores, an increase in borrowings under the Company's credit facilities and a decrease in interest income on short-term investments of surplus cash during the early part of fiscal 1995.

Income Taxes. Due to the uncertainty in the realization of the future income tax benefits generated by the Company's pretax loss for the six month period ended April 27, 1996, a valuation allowance was established against the tax asset that was recorded as a result of the loss. The establishment of a valuation allowance for the six month period ended April 27, 1996 is consistent with the decision to establish a valuation allowance for certain deferred tax assets of the Company in the fourth quarter ended October 28, 1995. The Company recorded an income tax benefit of $1.8 million for the six month period ended April 29, 1995 for which a valuation allowance was subsequently established in the fourth quarter ended October 28, 1995.

Net Loss. Net loss increased to $68.4 million for the six month period ended April 27, 1996 from a net loss of $3.2 million for the prior year period. The $65.2 million increase is a result of many of the factors discussed above.

Liquidity and Capital Resources

Historically, the Company's principal sources of funds to finance its working capital requirements and capital expenditures have been cash flow from operations, bank term loans and a revolving credit facility. The Company's working capital requirements are generally at their highest at the end of the first and during the second fiscal quarters due to higher payments to vendors for inventory purchased for the Christmas holiday season and for inventory purchased in anticipation of the spring selling season. The Company's liquidity has been negatively impacted by its recent losses and the lack of adequate levels of financing to meet its working capital requirements in the latter part of fiscal 1995, the first quarter of fiscal 1996 and, to a lesser extent, the second quarter of fiscal 1996. As a result, certain vendors of the Company reduced the amount of credit extended to the Company for the purchasing of merchandise.

As discussed below, in January 1996, the Company increased the amount of its credit facilities to $100 million. As a result of the losses incurred in the second fiscal quarter, the Company estimates that should the recent sales trends, as impacted by unseasonable weather patterns, continue through the remaining spring and summer selling season, the new credit facilities may not be adequate to meet its working capital requirements without additional sources of financing. To address these issues, the Company has retained a financial advisory firm to assist it in seeking possible additional financing or equity investment in the Company, in a possible sale of assets or in a possible financial or operating restructuring. There can be no assurance that any of these efforts will be successful. If these efforts are not successful, the Company will consider all other alternatives available.

In November 1995, the Company entered into a new loan agreement (the "Bank Agreement") with a group of banks that provided for a revolving loan of $38.0 million, less the amount of outstanding letters of credit, and refinanced the existing term loan. In January 1996, the Company replaced its existing revolving loan commitment under the Bank Agreement with a secured $80.0 million revolving loan commitment provided by a new financial institution (the "Revolving Loan Agreement"). Borrowings under the Revolving Loan Agreement are secured by a first priority security interest in the Company's merchandise inventories and other property. Borrowings under the Revolving Loan Agreement incur interest at the prime lending rate plus one percent per annum or another alternative interest rate option and are limited to a borrowing base of eligible inventory as defined by the Revolving Loan Agreement. The lender at its discretion may, from time to time, reduce the lending formula with respect to eligible inventory or may declare an event of default if there is a material adverse change in the business of the Company. Borrowings under the Revolving Loan Agreement are due January 2000. Terms of the
Revolving Loan Agreement require the Company to maintain a minimum tangible net worth. Borrowings under the revolving loan commitment were $57.5 million with $4.4 million in open letters of credit outstanding at April 27, 1996. In connection with the Revolving Loan Agreement, the Company amended the Bank Agreement with respect to the secured term loan, having a balance of $20.0 million on April 27, 1996, to provide for a second priority security interest in the Company's merchandise inventories and other property and for quarterly scheduled principal reductions beginning July 31, 1996 and ending July 31, 1998 (the "Amended Bank Agreement"). Interest on the term loan is at the prime lending rate plus one and one quarter percent per annum. Terms of the Amended Bank Agreement require compliance with the terms of the Revolving Loan Agreement.

During the six month period ended April 27, 1996, the Company used $35.1 million in net cash in its operating activities, primarily as a result of the net loss from operations. The Company used approximately $1.1 million of cash to fund additions in capital assets primarily for the one new store opened in November 1995. The Company generated approximately $40.8 million in net cash from its financing activities, primarily from an increase in borrowings under the Company's credit facilities. In fiscal year 1996, the Company plans to limit its total capital expenditures to less than $10.0 million. As previously discussed, during the first quarter of fiscal 1996, the Company closed nine superstores. The Company believes that the closure of these stores will improve its net liquidity position in the future.


Part II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is party to various legal actions incident to the normal operation of its business. The Company intends to defend these actions vigorously and believes that it is unlikely that the outcome of any of the pending legal actions will, in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit

                          EXHIBIT INDEX


   Exhibit                                               Sequential
   Number      Description of Exhibit                     Page No.
     27           Financial Data Schedule


(b) No reports on Form 8-K were filed during the 13 weeks ended
    April 27, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ERNST HOME CENTER, INC.




Signature               Title                                        Date
- - ----------------------  ---------------------------------------  ------------



/s/ Hal Smith           President, Chief Executive Officer and     06/07/96
- - ----------------------     Director - Duly Authorized Officer
Hal Smith



/s/ Michael J. Baumann  Executive Vice President-Administration,   06/07/96
- - ----------------------     Chief Financial Officer, Secretary and
Michael J. Baumann         Treasurer - Principal Financial Officer



/s/ Richard T. Gruber   Vice President, Controller and Chief       06/07/96
- - ----------------------     Accounting Officer
Richard T. Gruber
Page 13