Form 10-Q/A
period 1996-04-27
ERNST HOME CENTER INC
filed 1996-07-05
CIK 924635

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM  10-Q/A

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended April 27, 1996

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From ______________ to
                       ______________


                 Commission File No. 0-24826


                   ERNST HOME CENTER, INC.
   (Exact name of registrant as specified in its charter)


         Delaware                               91-0213470
     (State of other                         (I.R.S. Employer
     jurisdiction of                       Identification No.)
     incorporation or
      organization)


               1511 Sixth Avenue, Seattle, Washington     98101
                      (Address of principal             (Zip Code)
                        executive offices)


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

Part II.

Item 4. Submission of Matters to a Vote of Security Holders


The Company's 1995 Annual Meeting of Shareholders was held on March 12, 1996. The following proposals were adopted by the margins indicated in the following tables.

1. To elect Board of Directors to hold office for a term of three years.

                              For      Withheld
     Robert T. Budwick     11,785,731   113,132
     Barry A. Curtis       11,787,131   111,732
     Frank D. Casciano     11,775,331   123,532


2.   Ratification of appointment of Price Waterhouse LLP as
     Independent Auditors for the fiscal year ending November
     2, 1996.

     For       11,857,517
     Against       30,101
     Abstain       11,245

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ERNST HOME CENTER, INC.

       Signature                   Title                           Date
    ------------------------------------------------------------------------

     /s/ Michael J. Baumann    Executive Vice President-           7/01/96
    ------------------------   Administration, Chief Financial
       Michael J. Baumann      Officer, Secretary and
                               Treasurer-Pricipal Financial
                               Officer