Form 10-Q
period 1996-07-27
ERNST HOME CENTER INC
filed 1996-09-10
CIK 924635

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended July 27, 1996

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period From ______________ to ______________


                   Commission File No. 0-24826


                     ERNST HOME CENTER, INC.
     (Exact name of registrant as specified in its charter)


         Delaware                               91-0213470
     (State of other                         (I.R.S. Employer
     jurisdiction of                       Identification No.)
     incorporation or
      organization)


1511 Sixth Avenue, Seattle, Washington              98101
(Address of principal executive offices)          (Zip Code)


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



Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 of 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
Yes  X    No_____



Number of shares of $0.01 par value Common Stock outstanding as of August 23, 1996 was 12,259,000.

                        TABLE OF CONTENTS



                                                             Page


                  Part I. FINANCIAL INFORMATION


 Item 1. Financial Statements.                                 3

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  11




                   Part II. OTHER INFORMATION


 Item 1. Legal Proceedings.                                   16

 Item 5. Other Information                                    16

 Item 6. Exhibits and Reports on Form 8-K.                    16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
                 ERNST  HOME  CENTER,  INC.
                   (DEBTOR-IN-POSSESSION)
                CONSOLIDATED  BALANCE SHEETS
                   (dollars in thousands)

                           ASSETS                             (Unaudited)
                                                               July 27,       October 28,
                                                                 1996            1995
                                                              ------------    ------------
Current Assets
  Cash                                                         $     8,829     $     5,389
  Receivables, net of allowance of $6,242 and $435                   2,942          10,736
  Inventories                                                       93,177         138,041
  Prepaid expenses and other                                         7,382           9,446
                                                              ------------    ------------
   Total Current Assets                                            112,330         163,612
Property & Equipment (net)                                          87,195         140,861
Other Assets                                                         1,514           4,263
                                                              ------------    ------------
   Total Assets                                                $   201,039     $   308,736
                                                              ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities Not Subject To Compromise:
  Accounts payable                                             $     7,270     $    81,535
  Accrued payroll and related costs                                  9,288          12,026
  Other accrued liabilities                                          3,766           8,315
  Closed store liabilities                                           5,272           2,165
  Sales taxes payable                                                  346           3,679
  Secured debt                                                      61,910          35,250
  Deposits                                                           6,506               -
  Current maturities of long-term liabilities                        2,526           2,689
                                                              ------------    ------------
   Total Current Liabilities Not Subject To Compromise              96,884         145,659
                                                              ------------    ------------
Long-Term Liabilities Not Subject To Compromise:
  Long-term debt                                                         -           7,540
  Obligations under capital leases                                  48,672          73,364
  Other liabilities                                                  2,093           6,555
                                                              ------------    ------------
   Total Long-Term Liabilities Not Subject To Compromise            50,765          87,459
                                                              ------------    ------------
 Liabilities Subject To Compromise:
  Secured debt - bonds payable                                       7,200               -
  Accounts payable                                                  51,001               -
  Closed store liabilities                                          31,450               -
  Other liabilities                                                  8,140               -
                                                              ------------    ------------
   Total Liabilities Subject To Compromise                          97,791               -
                                                              ------------    ------------
Commitments and Contingencies                                            -               -

Stockholders' Equity:
Preferred Stock, par value $0.01, 100,000 shares authorized,
  no shares issued and outstanding                                       -               -
Common Stock, par value $0.01, 16,000,000 shares
  authorized, 12,259,000 shares issued and outstanding                 123             123
Additional paid-in capital - Common Stock                          105,943         105,943
Paid-in capital - Stock Warrants Outstanding                         1,929           1,929
Accumulated deficit                                              (152,396)        (32,377)
                                                              ------------    ------------
   Total Stockholders' Equity (Deficit)                           (44,401)          75,618
                                                              ------------    ------------
   Total Liabilities & Stockholders' Equity                    $   201,039     $   308,736
                                                              ============    ============

See accompanying notes to these Consolidated Financial Statements

               ERNST  HOME  CENTER,  INC.
                 (DEBTOR-IN-POSSESSION)
        CONSOLIDATED  STATEMENTS  OF  OPERATIONS
      (dollars in thousands, except per share data)
                       (Unaudited)


                                                                   Three Months Ended                  Nine Months Ended
                                                                 July 27,           July 29,        July 27,         July 29,
                                                                   1996               1995            1996             1995
                                                                (13 weeks)         (13 weeks)      (39 weeks)       (39 weeks)
                                                               ------------       ------------    ------------     ------------
Sales                                                           $  114,615        $  170,440       $  343,322       $  419,308
Cost of merchandise sold                                            78,866           116,561          241,842          287,283
                                                               ------------       ------------    ------------     ------------
      Gross profit                                                  35,749            53,879          101,480          132,025

Selling, general and administrative expenses                        38,528            42,690          118,669          112,012
Depreciation and amortization                                        4,471             4,010           13,926           10,554
Reserve for store closures                                          39,646                 -           73,646                -
Store closing expenses                                                  95             1,274              248            2,395
Store pre-opening expenses                                             394             1,648            2,995            3,554
                                                               ------------       ------------    ------------     ------------
      Operating income (loss)                                     (47,385)             4,257        (108,004)            3,510

Interest expense, net                                                4,034             2,747           11,815            6,991
                                                               ------------       ------------    ------------     ------------
      Earnings (loss) before income taxes and
          reorganization expenses                                 (51,419)             1,510        (119,819)          (3,481)

Reorganization expenses                                                200                 -              200                -
                                                              ------------       ------------    ------------     ------------
Earnings (loss) before income taxes                               (51,619)             1,510        (120,019)          (3,481)

Income tax expense (benefit)                                             -               544                -          (1,253)
                                                               ------------       ------------    ------------     ------------
      Net earnings (loss)                                      $  (51,619)        $      966      $ (120,019)      $   (2,228)
                                                               ============       ============    ============     ============


Net earnings (loss) per common share                           $    (4.21)        $     0.08      $    (9.79)      $    (0.18)
Weighted average number of common
      shares outstanding                                        12,259,000        12,259,000       12,259,000       12,259,000

See accompanying notes to these Consolidated Financial Statements

                        ERNST  HOME  CENTER,  INC.
                          (DEBTOR-IN-POSSESSION)
                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                          (dollars in thousands)
                                (Unaudited)



                                                                                       Nine Months Ended

                                                                                   July 27,         July 29,
                                                                                     1996             1995
                                                                                  (39 weeks)       (39 weeks)
                                                                                   --------         --------
Cash flows from operating activities:
    Net Loss                                                                       $(120,019)      $  (2,228)
       Adjustments to reconcile net loss
         to cash flows from operating activities:
         Loss on sale of assets                                                        1,355             509
         Depreciation and amortization                                                13,926          10,566
         Reorganization expenses                                                         200               -
         Reserve for store closures                                                   73,646
         Change in assets and liabilities:
              Receivables                                                              8,923         (4,769)
              Inventories                                                             31,736        (20,312)
              Prepaid expenses and other                                             (9,068)         (4,003)
              Accounts payable                                                      (23,464)         (1,293)
              Other accrued liabilities                                                2,929           1,755
                                                                                    --------         --------
       Net cash used by operating activities                                        (19,836)        (19,775)
                                                                                    --------         --------
Cash flows from investing activities:
    Proceeds from sale of assets                                                         164              14
    Capital expenditures                                                             (1,428)        (32,142)
                                                                                    --------         --------
       Net cash used by investing activities                                         (1,264)        (32,128)
                                                                                    --------         --------
Cash flows from financing activities:
    Net borrowings under line-of-credit agreements                                    27,410          11,200
    Payments on long-term debt and capital lease obligations                         (2,991)         (9,073)
    Other                                                                                121             121
                                                                                    --------         --------
       Net cash provided by financing activities                                      24,540          2,248
                                                                                    --------         --------
Net increase (decrease) in cash and cash equivalents                                   3,440        (49,655)
Cash and cash equivalents at beginning of period                                       5,389          58,265
                                                                                    --------         --------
Cash and cash equivalents at end of period                                         $   8,829       $   8,610
                                                                                    ========         ========
Supplemental cash flow information:
    Cash paid during the period for interest                                       $  13,363       $   7,270
    Cash paid during the period for income taxes                                   $     -         $     -

Supplemental investing and financing information:
    Capital lease obligations incurred during the period                           $   3,450       $  19,790

See accompanying notes to these Consolidated Financial Statements

                     ERNST HOME CENTER, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

 On July 12, 1996, Ernst Home Center, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of title 11 of United States Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking to reorganize its business under Chapter 11. Under the protection of Chapter 11, the Company will continue business operations as a debtor-in-possession while it develops a Plan of Reorganization that will restructure the Company and allow it to emerge from Chapter 11. As a debtor-in-possession, the Company may not engage in operations outside the normal course of business without approval of the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while the Company develops a Plan of Reorganization. These claims are reflected in the July 27, 1996 Balance Sheet as "Liabilities Subject to Compromise". On August 28, 1996, the United States Bankruptcy Court for the District of Delaware granted a change of venue for the Company's bankruptcy proceedings to the United States Bankruptcy Court for the Western District of Washington. The change in venue leaves in place substantial rulings which have already been handed down by the Delaware Bankruptcy Court, including approval of debtor-in-possession financing and the employee retention program, as well as the appointment of the unsecured creditors' committee.

 The Consolidated Financial Statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The Consolidated Financial Statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a Plan of Reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flows from operations to meet its obligations.

 In accordance with Securities and Exchange Commission rules and regulations, certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the unaudited Consolidated Financial Statements of the Company. The Company believes that the disclosures made are adequate and the information presented reflects all adjustments which in the opinion of management are necessary for a fair statement of the results of operations and financial position for the periods presented. All adjustments are of a normal recurring nature except the charges incurred for the store closures discussed in Note 2. Due to the seasonal nature of the Company's business, the results for the periods presented are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with other information presented elsewhere in this Form 10-Q, the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis included in the Company's annual report on Form 10-K.

       1. In November 1995, the Company entered into a new loan agreement (the "Bank Agreement") with a group of banks that provided for a revolving loan of $38.0 million, less the amount of outstanding letters of credit, and refinanced the existing term loan. This revolving loan has since been replaced with a first priority secured $80.0 million revolving loan commitment provided by a new financial institution (the "Revolving Loan Agreement"). Borrowings under the Bank Agreement were secured by a security interest in the Company's merchandise inventories. Borrowings under the revolving loan incurred interest  at  the  prime lending rate plus  one  eighth  of  one percent per annum or other alternative interest rate options and were limited to a borrowing base of inventory as defined by the Bank Agreement. Borrowings under the revolving loan would have been due March 31, 1997 and the letters of credit commitment would have expired on June 29, 1997. The term loan, having a balance of $20.0 million at November 8, 1995, was refinanced and provided for quarterly scheduled principal reductions beginning January 31, 1996 and ending July 31, 1999. Interest on the term loan was at the prime lending rate plus one quarter of one percent per annum or other alternative interest rate options. Terms of the Bank Agreement required compliance with certain restrictive covenants, including minimum tangible net worth and fixed charge coverage, and prohibited the payment of dividends and capital distributions.

 In January 1996, the Company replaced its existing revolving loan commitment under the Bank Agreement with the Revolving
 Loan Agreement. Borrowings under the Revolving Loan Agreement are secured by a first priority security interest in the Company's merchandise inventories and other property. Borrowings under the

 Revolving Loan Agreement incur interest at the prime lending rate plus one percent per annum or at an alternative interest rate option and are limited to a borrowing base of eligible inventory as defined by the Revolving Loan Agreement. The lender at its discretion may, from time to time, reduce the lending formula with respect to eligible inventory or may declare an event of default if there is a material adverse change in the business of the Company. Borrowings under the
 Revolving  Loan  Agreement are due January 2000.  Terms  of  the
 Revolving Loan Agreement require the Company to maintain a minimum tangible net worth. In connection with the Revolving Loan Agreement, the Company amended the Bank Agreement with respect to the secured term loan, having a balance of $20.0 million on January 1, 1996, to provide for a second priority security interest in the Company's merchandise inventories and other property and for quarterly scheduled principal reductions beginning July 31, 1996 and ending July 31, 1998 (the "Amended Bank Agreement"). Interest on the term loan is at the prime lending rate plus one and one quarter percent per annum. Terms of the Amended Bank Agreement require compliance with the terms of the Revolving Loan Agreement and, as a result, the term loan is classified as a current liability and is presented in the balance sheet as Secured debt.

 On July 18, 1996, the Amended Bank Agreement was sold to Cerberus Partners, L.P. and Oaktree Capital Management, LLC (collectively, "Second Priority Secured Lenders").

 On July 12, 1996, the Company amended the Revolving Loan Agreement by entering into an Agreement to Modify and Extend Loan and Security Agreement to provide for debtor-in-possession financing ("D.I.P. Financing Agreement"). Terms and conditions of the D.I.P. Financing Agreement are governed by the Revolving Loan Agreement. The D.I.P. Financing Agreement expires on the earlier of (i) January 2000; (ii) confirmation of a plan of reorganization; (iii) entry of an order converting the Company's Chapter 11 case to a case under Chapter 7; (iv) the entry of an order appointing a trustee for the Company; or (v) the occurrence of default as defined in the D.I.P. Financing Agreement. Borrowings under the D.I.P. Financing Agreement are presented in the July 27, 1996 Balance Sheet as Secured debt. On July 30, 1996, the Bankruptcy Court approved the motion authorizing the Company to obtain post-petition financing under the D.I.P. Financing Agreement dated July 12, 1996.

In connection with the final approval of the D.I.P. Financing Agreement by the Bankruptcy Court, on July 30, 1996, the Company entered into a Stipulation and Order Authorizing Debtors to Use Cash Collateral of Cerberus Partners, L.P. and Oaktree Capital Management, LLC. The Second Priority Secured Lenders had previ-ously acquired the rights of the banks under, inter alia the Amended Bank Agreement. The stipulation provides for and estab-lishes the terms and conditions of the consent of the Second Pri-
ority Secured Lenders to the use of their cash  collateral.   The
Stipulation provides that such consent shall be withdrawn upon, or following notice of, certain specificized events of default. The Stipulation was approved by the Bankruptcy Court on July 30, 1996.


         2. In January 1996, the Company closed nine stores and announced that it will close an additional store when the lease expires in the fourth quarter of fiscal 1996 and would not open two stores that were scheduled to open in the spring of 1996.
 The Company recorded a pretax charge of $34.0 million or $2.77 per common share in the quarter ended January 27, 1996 to establish a reserve in connection with these store closures and other related actions. The reserve for the store closures is expected to be utilized over the next two years. The major components of the charge are as follows (dollars in thousands):

                              Charge for
                                Store
                              Closures
                              --------
Future occupancy costs        $ 13,816
Exit costs                       3,446
                              --------
                                17,262
Fixed asset disposal            12,589
Inventory                        3,003
Other current asset disposals    1,146
                              --------
                              $ 34,000
                              ========

 Substantially all costs to transfer or dispose of the assets of these stores have been incurred as of July 27, 1996. The
 initial   expense  estimate  assumed  that  the  Company   would
 sublease  these properties within a certain period of  time.  In
 conjunction  with  the  Chapter  11  filing,  the  Company   has
 rejected certain of these store leases and has adjusted the remaining cost estimate to reflect this change. The reserve for store closures is included in the items in the balance sheet as follows (dollars in thousands):
                            Beginning                        Ending
                             Balance                         Balance
                             January     Period   Reserve    July 27,
                             27, 1996   Activity  Adjustment   1996
                             --------    -------  --------   --------
Inventories                 $ (3,003)   $ 1,550   $  753     $  (700)
Prepaid expenses and other    (1,146)     1,146        -          -
Property and Equipment, net  (12,589)     7,670    4,319        (600)
Closed store liabilities     (17,262)     3,128   (1,766)    (15,900)
                             --------    -------  --------   --------
                            $(34,000)   $13,494  $ 3,306    $(17,200)
                              =======     =======  =======    =======

 In July 1996, the Company closed 25 stores and recorded a pretax charge of $43.0 million or $3.50 per common share in the
 quarter   ended  July  27,  1996  to  establish  a  reserve   in
 connection   with  these  store  closures  and   other   related
 restructuring actions. The reserve for the store closures and other related restructuring actions are expected to be utilized over the next two years. The major components of the charge are as follows (dollars in thousands):
                       Charge for
                     Store Closures
                       and Other
                        Related
                     Restructuring
                        Actions
                        -------
Future occupancy costs $ 16,050
Exit costs                5,550
                        -------
                         21,600

Fixed asset disposal      5,727
Inventory                10,125
                        -------
                         37,452
Vendor Accounts
 Receivable Allowance     5,500
                        -------
                       $ 42,952
                        =======

The reserve for the 25 store closures and other related restruc-turing actions are included in the balance sheet as follows (dollars in thousands):
                            Beginning             Ending
                             Balance              Balance
                            July 12,    Period    July 27,
                              1996     Activity     1996
                             -------    -------    -------
Inventories                 $(10,125)  $     -    $(10,125)
Accounts Receivable
 Allowance                    (5,500)        -      (5,500)
Property and Equipment, net   (5,727)    (6,899)   (12,626)
Closed store liabilities     (21,600)       778    (20,822)
                             -------    -------    -------
                            $(42,952)  $ (6,121)  $(49,073
                             =======    =======    =======

The  reserve for store closures and other related  restructuring actions are presented in the statement  of operations as follows
(dollars in thousands):
                              Three      Nine
                             Months     Months
                              Ended      Ended
                            July 27,   July 27,
                              1996       1996
                             -------    -------
Reserve for store closures  $ 42,952   $ 76,952
Reserve adjustment            (3,306)    (3,306)
                             -------    -------
                            $ 39,646   $ 73,646
                             =======    =======

          3. Reorganization expenses consist primarily of professional fees and other expenses related to the Company's reorganization under Chapter 11 for period reported after the petition date of July 12, 1996 through July 27, 1996, subject to Bankruptcy Court's approval.

        4. On July 12, 1996, Ernst Home Center, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 case, the Company will continue business operations as a debtor-in-possession. As a debtor-in-possession, the Company may not engage in operations outside the normal course of business without approval of the Bankruptcy Court.

 On August 28, 1996, the Bankruptcy Court for the District of Delaware ordered a change of venue in the Company's bankruptcy proceedings to the United States Bankruptcy Court for the Western District of Washington. The change in venue leaves in place substantial rulings which have already been handed down by the Delaware Bankruptcy Court, including approval of debtor-in-possession financing and the employee retention program, as well as the appointment of the creditors' committee.

 Two former Directors, one former officer and one current officer, who is a Director, of the Company are named as defendants in a class action complaint alleging among other things, misrepresentation and omissions of fact in connection with the Company's initial public offering of common stock. The complaint was filed in the United States District Court for the Western District of Washington at Seattle. The Company is not named as a defendant in this complaint. No trial date has been scheduled for this case. Pursuant to the Company's Certificate of Incorporation and By-Laws, subject to certain limitations set forth therein and imposed by applicable law, the Company generally indemnifies directors and officers against claims and liabilities incurred by them in their respective capacities as directors and officers. The Company carries directors and officers insurance, which may cover all or a portion of such claims and the cost of any related defense. The Company has been advised that the parties named intend to defend this action vigorously.

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

Overview

Ernst is a major home improvement, hardware and garden retailer in the Northwestern United States that targets the "do-it-
yourself" customer with a comprehensive offering of leading national brand and private label products at competitive prices. The Company opened its first store in downtown Seattle in 1893 and today operates 61 stores located in Washington, Utah, Idaho, Montana, Oregon, Nevada, Colorado and Wyoming. Ernst's strategy is to position itself as a "user-friendly," price competitive, alternative to warehouse style home improvement retailers. Between 1988 and 1989, the Company remodeled substantially all of its then existing stores. The stores were then redesigned to offer customers a bright, colorful, clean shopping environment and the merchandise offering was expanded to include over 35,000 stock keeping units ("SKUs"). Following the store remodel, in 1991 the Company introduced the "superstore" prototype. The Company today has 30 superstores, including one superstore that opened in the first quarter of fiscal 1996, and 31 older existing "base" stores.

In fiscal 1994, the Company had pretax profits of $9.0 million on sales of $527.1 million and in fiscal 1995, the Company had a pretax loss of $39.6 million on sales of $572.1 million. The primary reasons for Company's decline in profitability were: (1) an inventory liquidation in the fourth quarter of 1995 to increase liquidity, which resulted in promotional discounting and lower or negative margins of merchandise sold; (2) negative cash flow on certain of the twenty-four new stores opened during fiscal year 1995 which did not mature at Company's historical rate; (3) increased competition from warehouse style retail chains; (4) softening demand for home improvement products; and
(5) lower in-stock positions due to liquidity constraints which the Company began to experience in the fourth quarter of 1995. For the nine month period ended July 27, 1996, the Company had pre-tax losses of $120.0 million, including pre-tax charges of $73.7 million for closure of 35 stores and other restructuring actions. In January 1996, the Company closed nine stores and announced that it will close another store when the lease expires in the fourth quarter of fiscal 1996 and would not open two stores that were scheduled to open in the spring of 1996. A pretax charge of $34.0 million was recorded in the first quarter of fiscal 1996 in connection with these store closures and related actions. In July 1996, the Company closed 25 stores and recorded a pretax charge of $43.0 million in the current quarter of fiscal 1996 in connection with these store closures and related actions. See "Results of Operations" below.

Sales and earnings continued to decline during the first nine months of fiscal 1996 primarily as a result of the disruption in the replenishment of merchandise due to restrictions in and discontinuance of vendor trade credit. The Company determined that it was necessary to file a voluntary petition for relief under Chapter 11 of title 11 of the United States Code ("Chapter 11") in the United States Bankruptcy Court for the District of Delaware to, among other things, obtain relief from its pre-petition creditors and economically settle its lease obligations on certain closed stores. Accordingly, in order to implement the additional 25 store closings and maximize the value of the Company, on July 12, 1996, the Company filed a voluntary petition for relief under Chapter 11 of tittle 11 of the United States Code. Under the protection of Chapter 11, the Company will continue business operations as a debtor-in-possession.

As a debtor-in-possession, the Company may not engage in operations outside the normal course of business without approval of the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence prior to the filing of the voluntary petition for relief under the Bankruptcy Code are stayed while the Company develops a Plan of Reorganization. On August 28, 1996, the United States Bankruptcy Court for the District of Delaware granted a change of venue in the Company's bankruptcy proceedings to the United States Bankruptcy Court for the Western District of Washington. The change in venue leaves in place substantial rulings which have already been handed down by the Delaware Bankruptcy Court including approval of debtor-in-possession financing, employee retention program, and the appointment of the unsecured creditors' committee.

The Company's sales and results of operations experience some measure of seasonality, which the Company believes is typical in the home improvement industry. Historically, a greater portion of the Company's annual sales and operating income are generated in the second half of its fiscal year (May through October). This seasonality is primarily attributable to the outdoor projects season which occurs in the spring and summer months. The Company's quarterly results may fluctuate for a number of reasons, including the seasonality of the Company's business and the weather in the Company's markets. The results of operations for the nine month period ended July 27, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Results of Operations

Three month period ended July 27, 1996 (13 weeks) compared to three month period ended July 29, 1995 (13 weeks)
Revenues. Sales decreased $55.8 million or 32.8% to $114.6 million in the three month period ended July 27, 1996 from $170.4 million in the prior year period. The decrease in sales was primarily attributable to the disruption in the replenishment of merchandise due to restrictions in vendor trade credit, the closing of 34 stores, and increased competition. Comparable stores (stores in operation more than one year including stores that have been replaced by new stores) sales decreased 28.7% for the period as compared to the prior year period. The decline in comparable store sales is also attributable to the factors discussed above.

Gross Profit. The Company's gross profit decreased $18.1 million or 33.6% to $35.7 million for the three month period ended July 27, 1996 from $53.9 million for the three month period ended July 29, 1995. Gross profit as a percentage of sales decreased to 31.2% for the three month period ended July 27, 1996 from 31.6% in the comparable prior year period. The 0.4% decrease in gross margin is primarily a result of a decrease in initial margins due to a change in the mix of sales as a result of the disruption in the replenishment of merchandise, a decrease in vendor discounts, allowances and fees over the prior year and an increase in the cost of distributing the Company's merchandise. These negative factors were partially offset by an increase in margins on advertised merchandise and a lower charge to the cost of merchandise sold for the effects of inflation under the LIFO inventory method.

Costs and Expenses. Selling, general and administrative expenses ("SG&A") decreased $ 4.2 million or 9.7 % to $38.5 million. The decrease in the dollar amount of SG&A is attributable to the variable store labor, store operating and store occupancy costs associated with operating fewer stores during all or part of the period relative to the comparable prior year period offset by expenses associated with the implementation of the Company's "Ernst 96" customer service improvement program. This new program was designed to stress the Company's commitment to customer service through a television and print advertising campaign. This campaign is supported with additional sales staff in each of its stores as well as telephone customer service lines to respond to customer inquiries. The "Ernst 96" customer service improvement program increased store labor expenses and promotional costs as a result of expanding the level of customer service. The decrease in the dollar amount of SG&A is also attributable to a reduction in the staffing level at the corporate administrative offices. SG&A as a percentage of sales increased to 33.6% for the three month period ended July 27, 1996 compared to 25.0% in the prior year. This increase in SG&A as a percentage of sales is primarily attributable to the factors discussed above which were then spread over a lower store sales base.

Depreciation and amortization expense increased $0.5 million or 11.5% for the three months ended July 27, 1996. The increase is due to the greater investment in new stores relative to the prior year period.

During the three month period ended January 27, 1996, the Company closed nine stores and announced that it will close an additional store when the lease expires in the fourth quarter of fiscal 1996. During that period, the Company recorded a one time charge of $34.0 million for estimated costs associated with these store closures and related actions. Substantially all costs to transfer or dispose of the assets of these stores have been incurred. The initial expense estimate assumed that the Company would sublease these properties within a certain period of time. However, in conjunction with the Chapter 11 filing, the Company has rejected certain of these store leases and has reduced the remaining cost estimate by $3.3 million to reflect this change and other charged assumptions. During the three month period ended July 27, 1996, the Company closed an additional 25 stores. The Company recorded a one time charge of $43.0 million for estimated cost associated with these store closings and related restructuring actions.

Store pre-opening expenses incurred in connection with the opening and promotion of new stores, including labor to stock initial inventory, employee training and grand opening advertising, are amortized over the twelve month period following the store opening. Store pre-opening expenses decreased $1.2 million to $0.4 million in the current year three month period compared to $1.6 million in the prior year.

Operating  Income.  As  a  result of the many  factors  discussed above, operating income decreased from $4.3 million for the three month  period ended July 29, 1995 to an operating loss  of  $47.4 million for the three month period ended July 27, 1996.

Interest Expense. Net interest expense increased $1.3 million from the prior year period to $4.0 million for the three month period ended July 27, 1996. This increase is primarily attributable to an increase in borrowings under the Company's credit facilities and an increase in obligations under capital leases resulting from the addition of new stores that were not in operation during the same period in the prior year.

Reorganization Expenses. Consulting and legal expenses relating to the reorganization under Chapter 11 were $0.2 million for the three month period ended July 27, 1996. There were no such expenses in the prior year period.

Income Taxes. Due to the uncertainty in the realization of the future income tax benefits generated by the Company's pretax loss for the three month period ended July 27, 1996, a valuation allowance was established against the tax asset that was recorded as a result of the loss. The establishment of a valuation allowance for the three month period ended July 27, 1996 is consistent with the decision to establish a valuation allowance for certain deferred tax assets of the Company in the fourth quarter ended October 28, 1995. The Company recorded an income tax expense of $0.5 million for the three month period ended July 29, 1995 for which a valuation allowance was subsequently established in the fourth quarter ended October 28, 1995.

Net Loss. Net loss increased to $51.6 million for the three month period ended July 27, 1996 from a net earnings of $1.0 million for the prior year period. The $52.6 million decrease is a result of the factors discussed above.

Nine month period ended July 27, 1996 (39 weeks) compared to nine month period ended July 29, 1995 (39 weeks)

Revenues. Sales decreased $76.0 million or 18.1% to $343.3 million in the nine month period ended July 27, 1996 from $419.3 million in the prior year period. The decrease in sales was primarily attributable to the disruption in the replenishment of merchandise which is due to restrictions in vendor trade credit, increased competition and, during the three month period ended April 27, 1996, unseasonable weather in many of the Company's markets. Comparable stores (stores in operation more than one year including stores that have been replaced by new stores) sales decreased 22.1% for the period as compared to the prior year period. The decline in comparable store sales is also attributable to the factors discussed above.

Gross Profit. The Company's gross profit decreased $30.5 million or 23.1% to $101.5 million for the nine month period ended July 27, 1996 from $132.0 million for the nine month period ended July 29, 1995. Gross profit as a percentage of sales decreased to 29.6% of sales for the nine month period ended July 27, 1996 from 31.5% of sales in the comparable prior year period. The decrease in gross margin is primarily a result of a decrease in initial margins due to price competition and a change in the mix of sales as a result of the disruption in the replenishment of merchandise, a decrease in vendor discounts, allowances and fees over the prior year and an increase in the cost of distributing the Company's merchandise. These negative factors were partially offset by an increase in margin on advertised merchandise and a lower charge to cost of merchandise sold for the effect of inflation under the LIFO inventory method.

Costs and Expenses. Selling, general and administrative expenses ("SG&A") increased $6.7 million or 5.9% to $118.7 million. The increase in the dollar amount of SG&A is primarily attributable to the variable store labor, store operating and store occupancy costs associated with operating the equivalent of ten additional stores during the period relative to the comparable prior year period and partially impacted by expenses associated with the implementation of the "Ernst 96" customer service improvement programs during the nine month period. This new program was designed to stress the Company's commitment to customer service through a television and print advertising campaign. This campaign is supported with additional sales staff in each of its stores as well as telephone customer service lines to respond to customer inquiries. The "Ernst 96" customer service improvement program increased store labor expenses and promotional cost over the prior year period as a result of expanding the level of customer service. SG&A as a percentage of sales increased to 34.6% of sales for the nine month period ended July 27, 1996 compared to 26.7% of sales in the prior year period. This increase in SG&A as a percentage of sales is primarily attributable to the factors discussed above and other costs which were then spread over a lower sales base.

Depreciation and amortization increased $3.4 million or 31.9% to $13.9 million for the nine month period ended July 27, 1996. The increase is due to the greater investment in new stores relative to the prior year period.

During the three month period ended January 27, 1996, the Company closed nine stores and announced that it will close an additional store when the lease expires in the fourth quarter of fiscal 1996. During this period, the Company recorded a one time charge of $34.0 million for estimated costs associated with these store closures and related actions. Substantially all costs to transfer or dispose of the assets of these stores have been incurred. The initial expense estimate assumed that the Company would sublease these properties within a certain period of time. However, in conjunction with the Chapter 11 filing, the Company has rejected certain of these store leases and has reduced the remaining cost estimate by $3.3 million to reflect this change and other changed assumptions. During the three month period ended July 27, 1996, the Company closed an additional 25 stores. The Company recorded a one time charge of $43.0 million for estimated cost associated with these store closings and related actions.

Store pre-opening expenses incurred in connection with the opening and promotion of new stores, including labor to stock initial inventory, employee training and grand opening advertising, are amortized over the twelve month period following the store opening. Store pre-opening expenses decreased $0.6 million to $3.0 million in the current year nine month period compared to the prior year period.

Operating Income. As a result of certain factors discussed above, operating income decreased from $3.5 million for the nine month period ended July 29, 1995 to an operating loss of $108.0 million for the nine month period ended July 27, 1996.

Interest Expense. Net interest expense increased $4.8 million from the comparable prior year period to $11.8 million. This increase is primarily attributable to an increase in borrowings under the Company's credit facilities, an increase in obligations under capital leases resulting from the addition of new stores, and a decrease in interest income on short-term investments of surplus cash during the early part of fiscal 1995.

Reorganization Expenses. Consulting and legal expenses relating to the reorganization under Chapter 11 were $0.2 million for the nine month period ended July 27, 1996. There were no such expenses in the prior year period.

Income Taxes. Due to the uncertainty in the realization of the future income tax benefits generated by the Company's pretax loss for the nine month period ended July 27, 1996, a valuation allowance was established against the tax asset that was recorded as a result of the loss. The establishment of a valuation allowance for the nine month period ended July 27, 1996 is consistent with the decision to establish a valuation allowance for certain deferred tax assets of the Company in the fourth quarter ended October 28, 1995. The Company recorded an income tax benefit of $1.2 million for the nine month period ended July 29, 1995 for which a valuation allowance was subsequently established in the fourth quarter ended October 28, 1995.

Net Loss. Net loss increased to $120.0 million for the nine month period ended July 27, 1996 from a net loss of $2.2 million for the prior year period. The $117.8 million increase is a result of the factors discussed above.

Liquidity and Capital Resources

Historically, the Company's principal sources of funds to finance its working capital requirements and capital expenditures have been cash flow from operations, bank term loans and a revolving credit facility. The Company's working capital requirements are generally at their highest at the end of the first and during the second fiscal quarters due to higher payments to vendors for inventory purchased for the Christmas holiday season and for inventory purchased in anticipation of the spring selling season. The Company's liquidity has been negatively impacted by its losses and the lack of adequate levels of financing to meet its working capital requirements. As a result, vendors of the Company reduced the amount of credit extended to the Company for the purchasing of merchandise. In the weeks prior to July 12, 1996, substantially all vendors and suppliers of the Company no longer extended the Company credit. On July 12, 1996, the Company filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code and, as discussed below, contemporaneously arranged debtor-in-possession financing.

In November 1995, the Company entered into a new loan agreement (the "Bank Agreement") with a group of banks that provided for a revolving loan of $38.0 million, less the amount of outstanding letters of credit, and refinanced the existing term loan. In January 1996, the Company replaced its existing revolving loan commitment under the Bank Agreement with a secured $80.0 million revolving loan commitment provided by a new financial institution (the "Revolving Loan Agreement"). Borrowings under the Revolving Loan Agreement are secured by a first priority security interest in the Company's merchandise inventories and other property. Borrowings under the Revolving Loan Agreement incur interest at the prime lending rate plus one percent per annum or another alternative interest rate option and are limited to a borrowing base of eligible inventory as defined by the Revolving Loan Agreement. The lender at its discretion may, from time to time, reduce the lending formula with respect to eligible inventory or may declare an event of default if there is a material adverse change in the business of the Company. Borrowings under the
Revolving  Loan  Agreement are due January  2000.  Terms  of  the
Revolving Loan Agreement require the Company to maintain a minimum tangible net worth. In connection with the Revolving Loan Agreement, the Company amended the Bank Agreement with respect to the secured term loan, having a balance of $20.0 million on July 27, 1996, to provide for a second priority security interest in the Company's merchandise inventories and other property and for quarterly scheduled principal reductions beginning July 31, 1996 and ending July 31, 1998 (the "Amended Bank Agreement"). Interest on the term loan is at the prime lending rate plus one and one quarter percent per annum. Terms of the Amended Bank Agreement require compliance with the terms of the Revolving Loan Agreement.

On July 18, 1996, the Amended Bank Agreement was sold to Cerberus
Partners, L.P. and Oaktree Capital Management, LLC (collectively,
"Second Priority Secured Lenders").

On July 12, 1996, the Company amended the Revolving Loan Agreement by entering into an Agreement to Modify and Extend Loan
and   Security  Agreement  to  provide  for  debtor-in-possession financing ("D.I.P. Financing Agreement"). Terms and conditions of the D.I.P. Financing Agreement are governed by the Revolving Loan Agreement. The D.I.P. Financing Agreement expires on the earlier of (i) January 2000; (ii) confirmation of a plan of reorganization;
(iii) entry of an order converting the Company's Chapter 11 case to a case under Chapter 7; (iv) the entry of an order appointing a trustee for the Company; or (v) the occurrence of default as defined in the D.I.P. Financing Agreement. On July 30, 1996, the Bankruptcy Court approved the motion authorizing the Company to
obtain   post-petition  financing  under  the   D.I.P.  Financing
Agreement  dated  July  12,  1996.

In connection with the final approval of the D.I.P. Financing Agreement by the Bankruptcy Court, on July 30, 1996, the Company entered into a Stipulation and Order Authorizing Debtors to Use Cash Collateral of Cerberus Partners, L.P. and Oaktree Capital Management, LLC. The Second Priority Secured Lenders had previously acquired the rights of the banks under, inter alia the Amended Bank Agreement. The stipulation provides for and establishes the terms and conditions of the consent of the Second Priority Secured Lenders to the use of their cash collateral. The Stipulation provides that such consent shall be withdrawn upon, or following notice of, certain specificized events of default. The Stipulation was approved by the Bankruptcy Court on July 30, 1996.

During the nine month period ended July 27, 1996, the Company used $19.8 million in net cash in its operating activities, primarily as a result of the net loss from operations. The Company used approximately $1.4 million of cash to fund additions in capital assets primarily for the one new store opened in November 1995. The Company generated approximately $24.5 million in net cash from its financing activities, primarily from an increase in borrowings under the Company's credit facilities. In fiscal year 1996, the Company plans to limit its total capital expenditures to less than $2.0 million. As previously discussed, during the nine months of fiscal 1996, the Company closed 34 stores. The Company believes that the closure of these stores will improve its net liquidity position in the future. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the Bankruptcy Code are stayed while the Company develops a Plan of Reorganization. These claims, which are subject to compromise, total approximately $97.8 million. There can be no assurance that the Company has the necessary liquidity to meet its future obligations.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.
On July 12, 1996, Ernst Home Center, Inc. (the "Company") filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. During the course of its Chapter 11 case, the Company will continue business operations as a debtor-in-possession. As a debtor-in-possession, the Company may not engage in operations outside the normal course of business without approval of the Bankruptcy Court.

On August 28, 1996, the Bankruptcy Court for the District of Delaware ordered a change of venue in the Company's bankruptcy proceedings to the United States Bankruptcy Court for the Western District of Washington. The change in venue leaves in place substantial rulings which have already been handed down by the Delaware Bankruptcy Court, including approval of debtor-in-possession financing and the employee retention program, as well as the appointment of the creditors' committee.

Two former Directors, one former officer and one current officer, who is a Director, of the Company are named as defendants in a class action complaint alleging, among other things, misrepresentation and omissions of fact in connection with the Company's initial public offering of common stock. The complaint was filed in the United States District Court for the Western District of Washington at Seattle. The Company is not named as a defendant in this complaint. No trial date has been scheduled for this case. Pursuant to the Company's Certificate of Incorporation and By-Laws, subject to certain limitations set forth therein and imposed by applicable law, the Company generally indemnifies directors and officers against claims and liabilities incurred by them in their respective capacities as directors and officers. The Company carries directors and officers insurance, which may cover all or a portion of such claims and the cost of any related defense. The Company has been advised that the parties named intend to defend this action vigorously.

The Company is party to various legal actions incident to the normal operation of its business. The Company intends to defend these actions vigorously and believes that it is unlikely that the outcome of any of the pending legal actions will, in the aggregate, have a material adverse effect on the results of operations or financial condition of the Company.

Item 5. Other Information:

Press Release dated September 5, 1996

FOR IMMEDIATE RELEASE
September 5, 1996

For more information contact
Jim Fox
(206) 621-3656

ERNST STOCK DELISTED FROM NASDAQ

(SEATTLE, WA, September 5, 1996) Ernst Home Center, Inc., announced today that it received notification from The Nasdaq Stock Market, Inc., that Ernst's request for continued listing on the Nasdaq National Market, after filing for protection under the provision of Chapter 11 of the United States Bankruptcy Code, had been denied. Under the protection of Chapter 11, the Company will continue business operations as a debtor-in-possession while it develops a Plan of Reorganization that will restructure the Company and allow it to emerge from Chapter 11. In accordance with Nasdaq procedure the delisting is effective immediately.

Ernst intends to cooperate with market makers in its stock to pursue the possibility of maintaining quotations on the automated OTC Bulletin Board maintained by the NASD. Individual brokers may also make a non-automated market for Ernst shares. Parties interested in buying or selling Ernst shares should contact their respective brokers.

Ernst, based in Seattle, Washington, is a major home improvement retailer operating stores in Washington, Oregon, Idaho, Montana, Utah, Nevada, Colorado and Wyoming.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit

                          EXHIBIT INDEX


   Exhibit                                        Sequential
    Number     Description of Exhibit              Page No.
       27      Financial Data Schedule


(b) Form 8-K was filed on July 25, 1996.
      Item 3 Bankruptcy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 ERNST HOME CENTER, INC.

      Signature           Title                                 Date
    /s/ Hal Smith       President, Chief Executive             09/05/96
  ----------------       Officer and Director -
   Hal Smith             Duly Authorized Officer

  /s/ Richard T. Gruber Vice President Finance and             09/05/96
  --------------------   Acting Chief Financial
  Richard T. Gruber      Officer, Secretary and
                         Treasurer - Principal